Form 10QSB
period 1996-03-31
ASSOCIATED PHYSICIANS CAPITAL INC
filed 1996-05-13
CIK 1001658

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB



(Mark One)
[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1996
                 or
[  ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the transition period from __________ to ___________


                         Commission file Number 0-26896


                      ASSOCIATED PHYSICIANS CAPITAL, INC.
                 (Name of small business issuer in its charter)


       Illinois                                                36-3530158
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                              715 Enterprise Drive
                         Oak Brook, Illinois 60521-1974
                    (Address or principal executive offices)


                           Issuer's telephone number:
                                  708-368-2000


(Former name, former address and former fiscal year, if changed since last report):
                                      None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_


As of March 31, 1996, 82,375 shares of the registrant's Class A and 1,641 of the Class B common stock were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes___ No _X_

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY
                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX




                                                                                                                       PAGE
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

Consolidated Balance Sheets ..........................................................................                 3
Consolidated Statements of Income ....................................................................                 4-5
                 Consolidated Statements of Cash Flows ................................................                6
                 Notes to Consolidated Financial Statements ...........................................                7-21

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations .........................................                22-26


PART II -        OTHER INFORMATION

         Item 1. Legal Proceedings ....................................................................                26

         Item 2. Changes in Securities ................................................................                27

         Item 3. Defaults Upon Senior Securities ......................................................                27

         Item 4. Submission of Matters to a Vote of Security Holders ..................................                27

         Item 5. Other Information ....................................................................                27

         Item 6. Exhibits and Reports on Form 8-K .....................................................                27-28

SIGNATURES ...........................................................................................                 29


UNAUDITED                                                            UNAUDITED


               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                     (UNAUDITED)
                                                                        MARCH          DECEMBER
                                                                        1996             1995
                                                                   =============   ==============
                       ASSETS
   Investments:
      Available for sale:
          U.S. Treasury notes                                      $   9,141,100   $   11,160,118
          Bonds                                                       19,743,353       15,711,985
      Real estate (net of accumulated depreciation  of
           $131,976 in 1995 )                                                  0        1,300,000
      Short-term investments                                           1,606,905        5,853,427
   Cash                                                                  170,497          140,682
                                                                   -------------   --------------
       Cash and investments                                           30,661,855       34,166,212

   Accrued investment income                                             379,263          332,635
   Reinsurance receivables                                            22,163,445       26,070,317
   Receivable on sale of renewals                                      1,854,402        2,693,477
   Income tax recoverable                                                 75,004           75,004
   Security deposit                                                       20,000                0
   Electronic data processing equipment (net of accumulated
        depreciation of $412,090 and $443,959 in March 31,
        1996 and December 31, 1995, respectively)                        167,215          225,839
                                                                   -------------   --------------
        TOTAL ASSETS                                               $  55,321,184   $   63,563,484
                                                                   =============   ==============
                     LIABILITIES
   Losses and loss adjustment expenses                             $  47,381,378   $   54,404,374
   Funds held under reinsurance treaties                               5,808,566        5,904,816
   Payable to former manager                                                   0           26,644
   Accrued expenses                                                      210,802          216,435
                                                                   -------------   --------------
        TOTAL LIABILITIES                                             53,400,746       60,552,269
                                                                   -------------   --------------
                    STOCKHOLDERS' EQUITY
   Common stock (no par value or stated value,
    600,000 shares authorized, 84,016 shares issued and
    outstanding)                                                       7,785,545        7,785,545
   Retained earnings (deficit)                                        (5,529,556)      (5,153,388)
   Unrealized gain (loss) on investment, net of taxes                   (335,551)         379,058
                                                                   -------------   --------------
        TOTAL STOCKHOLDERS' EQUITY                                     1,920,438        3,011,215
                                                                   -------------   --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  55,321,184   $   63,563,484
                                                                   =============   ==============



                         The accompanying notes are an
            integral part of the consolidated financial statements.


UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995




                                                                     (UNAUDITED)     (UNAUDITED)
                    REVENUE                                             1996             1995
                                                                   =============   ==============
   Premiums earned                                                 $      38,633   $      237,369
   Ceded reinsurance                                                     (20,143)        (118,685)
                                                                   -------------   --------------
         Premiums earned, net                                             18,490          118,684

   Net investment income                                                 456,319          531,326
   Other income                                                                0          761,417
                                                                   -------------   --------------
         Total revenue                                                   474,809        1,411,427

                    EXPENSES

   Losses  incurred                                                      213,501          125,000
   Loss adjustment expenses incurred                                     274,072           19,567
   Other underwriting expenses                                           346,501          444,893
                                                                   -------------   --------------
        Total expenses                                                   834,074          589,460
                                                                   -------------   --------------
   Loss before net realized capital gains (losses)
       and income taxes                                                 (359,265)         821,967

   Net realized capital gains (losses)                                   (16,903)          83,605
                                                                   -------------   --------------
   Loss before income taxes                                             (376,168)         905,572

   (Benefit)  provision for income taxes:
       Current                                                                 0           64,061
       Deferred                                                                0                0
                                                                   -------------   --------------
   Net loss                                                        $    (376,168)  $      841,511
                                                                   =============   ==============
   Net gain (loss) per common share:                               $       (4.48)  $        10.02
                                                                   =============   ==============



                         The accompanying notes are an
            integral part of the consolidated financial statements.



UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995





                                                                     (UNAUDITED)     (UNAUDITED)
                                                                        1996             1995
                                                                   =============   ==============
COMMON STOCK:

   Beginning balance                                               $   7,785,545   $    7,785,545
   Reclass of subscriptions receivable                                         0                0
                                                                   -------------   --------------
   Ending balance                                                      7,785,545        7,785,545
                                                                   -------------   --------------

RETAINED EARNINGS (DEFICIT):

   Beginning balance                                                  (5,153,388)      (4,269,176)
   Net loss                                                             (376,168)         841,511
                                                                   -------------   --------------
   Ending balance                                                     (5,529,556)      (3,427,665)
                                                                   -------------   --------------
UNREALIZED GAIN (LOSS) ON INVESTMENTS, NET OF TAXES

   Beginning balance                                                     379,058         (234,977)
   Change for the year                                                  (714,609)         263,995
                                                                   -------------   --------------
   Ending balance                                                       (335,551)          29,018
                                                                   -------------   --------------
TOTAL STOCKHOLDERS' EQUITY                                         $   1,920,438   $    4,386,898
                                                                   =============   ==============


                         The accompanying notes are an
            integral part of the consolidated financial statements.



UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995



                                                                     (UNAUDITED)     (UNAUDITED)
                                                                        1996             1995
                                                                   =============   ==============
Cash flows from operating activities:

Net income (loss)                                                  $    (376,168)  $      841,511
Items not affecting cash:
   Capital (gains) losses                                                 16,903          (83,605)
   Amortization of securities' premium, net                               61,657          142,112
   Depreciation                                                           28,183           42,659
                                                                   -------------   --------------
                                                                        (269,425)         942,677

Items affecting cash due to changes in:
   Unpaid losses and loss adjustment expense                          (7,022,996)      (4,650,230)
   Reinsurance receivables                                             3,906,872        1,295,676
   Unallocated premium remittances                                             0         (294,839)
   Premium receivable                                                          0           16,587
   Funds held under reinsurance treaties                                 (96,250)      (2,646,904)
   Income tax recoverable                                                      0          281,899
   Receivable on sale of renewals                                        839,075         (978,654)
   Other accruals                                                        (27,949)         264,709
                                                                   -------------   --------------
       Net cash provided (used) by operating activities               (2,670,673)      (5,769,079)
                                                                   -------------   --------------
Cash flows from investing activities:
   Securities available for sale:
        Purchase of long term investments                             (3,916,917)     (11,141,547)
        Proceeds from sales, maturities and calls of
          long-term investments                                        1,127,875        7,974,283
   Sale of Real estate                                                 1,300,000
   Purchases of short-term investments                                (1,606,905)      (1,285,126)
   Proceeds from maturity of short-term investments                    5,787,125       10,154,970
   Sale of electronic data processing equipment                            9,310                0
                                                                   -------------   --------------
       Net cash used in investing activities                           2,700,488        5,702,580
                                                                   -------------   --------------
Cash flows from financing activities:

        Net cash provided from financing activities                            0                0
                                                                   -------------   --------------
Net change in cash                                                        29,815          (66,499)
   Cash at beginning of the year                                         140,682          209,647
                                                                   -------------   --------------
   Cash at the end of the year                                     $     170,497   $      143,148
                                                                   =============   ==============
Supplemental Information:   Income taxes paid (received)           $           0   $     (281,899)
                                                                   =============   ==============

                         The accompanying notes are an
            integral part of the consolidated financial statements.



UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED STATEMENTS


1.       Organization and Significant Accounting Policies

         A.  Organization

             Associated Physicians Capital, Inc., an Illinois Corporation (the Company), is a holding company and owns all of the common stock of Associated Physicians Insurance Company ("APIC"), a stock insurance company incorporated in the state of Illinois. The Company was incorporated on March 16, 1987. It has no separate operations. APIC was incorporated on March 22, 1987, and was licensed to underwrite medical malpractice insurance in the State of Illinois on July 31, 1987.

             APIC specialized in the underwriting of professional liability coverage on a claims-made basis for Illinois physicians and clinics. Prior to 1991, physicians and medical corporations became stockholders of the Company as a condition to the purchase of insurance from APIC. As a result, a significant number of stockholders are policyholders.

             During 1994, the Board of Directors of APIC decided to cease operations, sell its book of business and go into voluntary runoff effective January 1, 1995. APIC intends to manage its own affairs during the runoff period (see Note 8). The Company plans to liquidate and distribute the stock of its subsidiary, APIC, to its stockholders (see Note 10).

             Historically, APIC has operated under management and agency agreements (see Note 3) with Associated Physicians Management Company, Inc. (the Management Company). Under the agreements, the Management Company provided all administrative, operating, and underwriting services. APIC reimbursed the Management Company for all costs and expenses incurred by the Management Company under the agreements, including, but not limited to, commissions to agents, salaries, and other general overhead expenses. In addition, APIC paid the Management Company two percent of gross premiums earned for the period April 1, 1993 through December 31, 1993 and two and one-half percent of gross premiums earned for the period January 1, 1992 through March 31, 1993 and from January, 1994 through the final premium amounts collected. As an
             incentive, APIC also paid the Management Company      ten percent
             of any underwriting profit for each calendar year. On March 16, 1995, the Management Agreement with the Management Company was terminated. As part of the termination agreement, the Management Company continued to provide certain personnel under a "leased employee" arrangement for claims handling and accounting functions through December 31, 1995. APIC paid the Management Company $187,298 in 1995 for these leased employees.





UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                 ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



             Effective September 1, 1995, APIC entered into a claims service agreement with Physicians Insurance Company of Illinois (PICOM) for the handling of APIC's claims through the runoff phase of APIC's operations. This is a three year contract which provides for an annual cancellation notice. The fees charged by PICOM for each open claim are $750, $725 and $550 for each respective year the file is open. The fees incurred by APIC under this claims service agreement was $83,035 for the three month period ended March 31, 1996. The fees are recorded in the statement of operations as other underwriting expenses.

         B.  Basis of Presentation and Significant Accounting Policies

             The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). APIC is currently in voluntary runoff. As liquidation of APIC is not imminent, the Company's consolidated financial statements continue to be prepared on a going-concern basis. The following are the significant accounting policies:

             Subject to the uncertainty associated with APIC's liability for losses and loss adjustment expenses, management believes that the interim financial statements contained herein contain all adjustments necessary to make the financial statements not misleading and present fairly, in all material respects, the consolidated financial position of the Company and APIC at March 31, 1996 and the consolidated results of their operations and their cash flows for the three months then ended.

             Consolidation

             All significant intercompany transactions and accounts are eliminated in consolidation.

             Management Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


             Investments

             Effective January 1, 1994, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Initially, upon adoption of SFAS No. 115, approximately $15,861,000 of U.S. Treasury notes were classified as "held to maturity." On December 30, 1995, the Company, pursuant to SFAS No. 115, transferred all investments classified as "held to maturity" to the "available for sale" category. The amortized cost and net unrealized loss on investments transferred were $9,234,302 and ($19,302), respectively.

             As of March 31, 1996 and December 31, 1995, the Company did not have the ability and positive intent to hold all debt securities to maturity. As a result, the Company considers all its bonds and Treasury notes as "available-for-sale." Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity until realized. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement. Held to maturity securities are reported at amortized cost on the balance sheet. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

             Previous to 1994, all debt securities were carried at amortized cost. At January 1, 1994, net unrealized gains on securities which were classified as "available for sale" were approximately $735,545. The Company does not have a trading portfolio.

             Short-term investments are carried at cost which approximates market value. Investment income is recorded when earned. Realized gains and losses on the sale of investments are recorded when realized on the basis of specific identification. U.S. Treasury notes with a carrying value of approximately $1,551,324 and $1,580,242 as of March 31, 1996 and December 31, 1995 were on deposit with the Insurance Department of the State of Illinois
             (IDI) to meet regulatory requirements.




UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


             Premiums

             Premium income is recognized on a pro rata basis over the respective terms of the policies. All policies, regardless of effective dates, expire on December 31 of the current year. The 1996 and 1995 premiums reflect the small amount of residual premiums APIC expects to continue to recognize on installment payments of tail-purchases during 1996. APIC has issued no new or renewal policies in 1996 or 1995.

             Losses and Loss Adjustment Expenses

             APIC wrote professional liability insurance for physicians and clinics on a claims-made policy form and offered tail coverage. Losses and loss adjustment expenses include estimates for reported losses, an estimate of losses incurred but not reported, related loss adjustment expenses, less amounts for reinsurance placed with reinsurers. APIC discounts the liabilities for losses and loss adjustment expenses using a 4% interest rate (see Note 4). The Company considers its experience and industry data in determining its liabilities. These estimates are periodically reviewed and updated based on estimates calculated by an independent actuarial consulting firm. Any adjustments are reflected currently in the statements of operations. APIC provided extended reporting coverage to its insureds at no additional charge in the event of death, disability or retirement (DD&R). APIC records within the liabilities for losses and loss adjustment expenses an estimated amount for losses and loss adjustment expenses related to those insureds who have died, become disabled, or retired by year end.

             For the years ended December 31, 1995 and 1994, APIC experienced significant adverse losses and loss adjustment reserve development. Based on the long tailed nature of APIC's business and the reasonably complex and dynamic process of establishing these reserves, which could be influenced by a variety of factors, the ultimate losses which may emerge in 1996 could differ significantly from the amounts recorded in the financial statements. These differences may be material to the Company's stockholders' equity at March 31, 1996.




UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


             Depreciation

             Real estate and electronic data processing equipment are recorded at cost net of accumulated depreciation. Real estate represents Company-occupied property. The Company's subsidiary, APIC, sold this real estate (see Note 6) and also sold over half of its computer hardware in January of 1996. The Company depreciates its real estate and electronic data processing equipment primarily by applying the straight-line method over the estimated useful lives, ranging from 3 to 32 years, of the depreciable assets. Total depreciation expense is $28,183 and $42,659 for first quarter of 1996 and 1995, respectively.

             Income Taxes

             The provision for income taxes may include deferred taxes resulting from temporary differences between the financial reporting and tax bases of assets and liabilities, using the asset and liability method required by SFAS No. 109 "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating loss carryforwards and losses and loss adjustment expense reserve discounting. The measurement of deferred tax assets is subject to a valuation allowance based upon the expectation of future realization. For the three months ended on March 31, 1996 and year ended December 31, 1995, a 100% valuation allowance has been recorded to reduce the net deferred tax asset to zero in both periods. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

             Reinsurance

             Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables rather than netted against the liability for unpaid losses and loss adjustment expenses. Losses and loss adjustment expenses incurred are reported net of estimated recoveries under reinsurance contracts.

             Net Loss Per Common Share

             Net loss per common share on the statement of operations for the years ended March 31, 1996 and 1995 is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the year.




UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

              ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.  Investments

    The amortized cost and estimated market value of bonds and U.S. Treasury notes at March 31, 1996 and December 31, 1995 are as follows:

                                                               Gross           Gross             Estimated
                                            Amortized       Unrealized       Unrealized            Market
     March 31, 1996                           Cost             Gains            Losses             Value
     --------------                        -----------        -------          ---------        ----------
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies                $16,852,061        $218,283         $(110,102)       $16,960,242
Obligations of states and
  political subdivisions                     1,272,105          14,747          (  6,852)         1,280,000

Corporate bonds                             11,095,838          91,895          (201,479)        10,986,254
                                           -----------        -------          ---------        ----------
Totals                                     $29,220,004        $324,925         $(318,433)       $29,226,496
                                           ===========        ========         ==========       ===========

                                                                 Gross               Gross           Estimated
                                          Amortized            Unrealized          Unrealized          Market
     December 31, 1995                       Cost                Losses              Value              Value
     ----------------                     -----------           --------            --------         -----------

AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies               $16,367,912           $211,147            $(37,772)        $16,541,287

Obligations of states and
  political subdivisions                    1,273,942             23,532              (7,474)          1,290,000


Corporate bonds                            <8,851,191            191,629             ( 2,004)          9,040,816
                                          -----------           --------            --------         -----------
Totals                                    $26,493,045           $426,308            $(47,250)        $26,872,103
                                          ===========           ========            ========         ===========





UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

            ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The amortized cost and estimated market value of bonds and U.S. Treasury notes at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may exercise the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       Estimated
                                                           Amortized     Market
                                                              Cost       Value
                                                              ----       -----
    AVAILABLE-FOR-SALE-SECURITIES:
    Due in one year or less                              $ 8,269,729   $ 8,227,189
    Due after one year through five years                  7,291,052     7,359,713
    Due after five years through ten years                 7,402,538     7,263,600
    Over Ten Years                                         6,256,685     6,375,993
                                                         -----------   -----------
                                                         $29,220,004   $29,226,495
                                                         ===========   ===========

    Proceeds from sales of "available for sale" investments during the three month period ended March 31, 1996 and 1995 were $1,127,875 and $7,974,283 respectively. Gross gains of $-0- and $109,701 and gross losses of $16,903 and $26,096 were realized in the first quarter of 1996 and 1995 sales, respectively.

3.  Underwriting Management and Agency Agreements

    APIC incurred fees related to Underwriting Management and Agency Agreements with the Management Company for the period ended March 31, 1996 and 1995 of $-0- and $95,483 respectively.



UNAUDITED                                                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.  Liability for Unpaid Losses and Loss Adjustment Expenses

    Activity in the liability for unpaid losses and loss adjustment expenses at March 31, 1996 and 1995 are summarized as follows (rounded to the nearest thousand dollars):

                                                                         March 31, 1996     March 31, 1995
                                                                         --------------     --------------
         Balance at January 1                                              $57,723,000        $72,077,000
           Less reinsurance recoverables                                    24,195,000         30,310,000
                                                                           -----------        -----------
           Net balance at 1/1                                               33,528,000         41,767,000
                                                                           -----------        -----------
         Incurred related to:
           Current year                                                          -0-                -0-
           Prior years                                                        (109,000)          (113,000)
                                                                           -----------        ------------
           Total incurred                                                     (109,000)          (113,000)
                                                                           -----------        ------------

         Paid related to:
           Current year                                                          -0-                -0-
           Prior years                                                       4,824,000          2,437,000
                                                                           -----------         ----------
           Total paid                                                        4,824,000          2,437,000
                                                                           -----------          ---------


         Net balance at 12/31                                               28,595,000         39,217,000
                                                                           -----------         ----------
           Plus reinsurance recoverables                                    23,242,000         27,952,000
                                                                           -----------         ----------

         Undiscounted Bal. at 12/31                                         51,837,000         67,169,000
           Discount at 12/31                                                 2,806,000          4,202,000
                                                                           -----------          ---------
         Discounted Bal. at 12/31                                          $49,031,000        $62,967,000
                                                                           ===========        ===========

         During 1994, the IDI permitted APIC to discount its liabilities for losses and loss adjustment expenses retroactively to January 1, 1993, utilizing an interest rate of 4%. The liabilities for losses and loss adjustment expenses at March 31, 1996 and 1995 have been reduced by a discount of $2,806,000 and $4,202,000, respectively. The IDI has approved the continued use of the 4% discount rate through December 31, 1996. Should the IDI withdraw this approval, APIC's capital and surplus would fall below the $1,500,000 minimum required under Illinois law. Were this to occur, the IDI would likely be compelled to take over APIC.



UNAUDITED                                                            UNAUDITED

UNAUDITED                                                           UNAUDITED
               ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.       Reinsurance

         For 1994, APIC's excess reinsurance agreements provided for coverage of up to $2,000,000 per claim in excess of the Company's $100,000 net retention. The cost of the reinsurance is a fixed rate determined on a policy-by-policy basis as APIC cedes to the reinsurers 100% of the increased limits premium above $100,000 less a ceding commission.

         For 1993, the Company's excess reinsurance agreements provided for coverage of up to $775,000 per claim in excess of the Company's $225,000 net retention, and $1,000,000 per claim in excess of $1,000,000, and up to $8,000,000 in excess of $2,000,000. In addition, the agreements provide for coverage of loss adjustment expenses on a pro rata basis and provided for clash coverage in the event that more than one insured physician is named on a single claim. The reinsurance contracts covering $775,000 of losses in excess of $225,000 are subject to retrospectively rated calculations where the ultimate amount of premium ceded varies based upon actual loss experience. The ultimate cost is subject to a specific maximum limitation. APIC also receives a ceding commission under these reinsurance agreements.

         The difference between the provisional premium paid to the reinsurer and the estimated ultimate reinsurance cost is recorded as funds held under reinsurance treaties. Based on expected ultimate losses and loss adjustment expenses, the 1991 and 1992 treaty years are expected to close out below the maximum estimated ultimate reinsurance cost of these programs. Total additional reinsurance premium costs that could be recognized should loss experience worsen for these treaty years is $100,718.

         Reinsurance arrangements are utilized to limit maximum losses and minimize exposures on larger risks. The losses and loss adjustment expenses incurred are presented in the Statements of Operations after deducting reinsurance ceded. APIC remains liable to the extent that the reinsurers are unable to fulfill their obligations under the reinsurance agreements. Reinsurance recoverables on loss payments at March 31, 1996 and December 31, 1995, were $571,251 and $1,874,290, respectively, and are included in reinsurance receivables in the Balance Sheets.





UNAUDITED                                         15                 UNAUDITED

UNAUDITED                                                            UNAUDITED

              ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




6.       Sale of Real Estate

         On January 4, 1996, APIC sold its real estate, office furniture and some equipment for a selling price of $1,300,000. No gain or loss was recognized on this sale. APIC has agreed to lease back a portion of the space in this building from the buyer for one year with an option for an additional two years, the expense of which will be shared with PICOM which also shares space in the same building. This space will be used by APIC during its runoff phase of operations. This is the only lease that APIC has under contract.

7.       Income Taxes

         The Company files a consolidated federal income tax return with APIC. At March 31, 1996 and December 31, 1995, components of the net deferred tax asset consists primarily of the tax effects of losses and loss adjustment expense reserves, the net operating loss carryforward and the unrealized gains (losses) on investments.

         As of March 31, 1996, approximately $4,350,000 of a consolidated net operating loss carryforward is available to offset future taxable income of the Company and APIC. Approximately $1,500,000 of the carryforward expires in 2009 and $2,850,000 in 2010. Due to the uncertainty of future taxable income, the lack of sufficient future taxable temporary differences, and the lack of taxable income in prior taxable years to which losses may be carried back, a 100% valuation allowance was established in 1996 and 1995 reducing the net deferred tax asset to zero.

8.       Sale of APIC's Business

         In 1994, the Board of Directors of APIC decided to cease operations, sell its book of business to PICOM and go into voluntary runoff. APIC intends to manage its own affairs during the runoff. The terms of the sale of the book of business to PICOM call for a series of future payments which are, in turn, dependent on periodic valuations of the amount of renewal premiums PICOM is able to sustain. The following summarizes the terms of the consideration to be paid to APIC:

         a) Payable 4.25% on April 15, 1995 and 5% on March 15, 1996, an amount equal to 9.25% of the annualized gross written premium of the book of business that is in force with the buyer on March 31, 1995.

         b) Payable on April 15, 1997, an amount equal to 6% of the annualized gross written premium of the book of business that is in force with PICOM on March 31, 1997, but in no event less than $600,000.





UNAUDITED                                         16                 UNAUDITED

UNAUDITED                                                            UNAUDITED

              ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         c) Payable on April 15, 1998, an amount equal to 6% of the annualized gross written premium that is in force with PICOM on March 31, 1998, but in no event less than $600,000.

         d) Payable on April 15, 1999, an amount equal to 7% of the annualized gross written premium that is in force with PICOM on March 31, 1999, but in no event less than $600,000.

         There are certain conditions and limitations that could affect the above valuation and payment schedule.

         APIC recognized $3,452,932 (net of $0 taxes) from the sale of its business for the year ended December 31, 1995. This revenue has been recognized as other income in the statement of operations. The amount consists of the first installment of $759,455 paid on April 13, 1995 and an estimate of future installments of $2,693,477. The receivable on sale of renewals on APIC's balance sheet at December 31, 1995, in the amount of $2,693,477, consists of the $893,477 due to APIC on or before March 15, 1996 (received on March 14, 1996) plus the three expected minimum payments of $600,000 payable at April 15, 1997, 1998 and 1999. Due to the uncertainty of the amount of written premium inforce on the dates specified above, no additional receivable has been accrued at December 31, 1995 which exceeds the minimum payments. However, it is possible that the actual payments could exceed the minimum payments accrued at December 31, 1995.

         On April 13, 1995, APIC received its first payment from PICOM based on the above valuation schedule. The amount received was $759,455 and represented 4.25% of the $17,869,536 determined as the annualized gross written premium in force with PICOM as of March 31, 1995.

         On March 14, 1996, APIC received the second payment based on the above valuation schedule. The amount received was $893,477 and represented 5.0% of the $17,869,536 determined as the annualized gross written premium in force with PICOM as of March 31, 1995.




UNAUDITED                              17                            UNAUDITED

UNAUDITED                                                            UNAUDITED

              ASSOCIATED PHYSICIANS CAPITAL, INC. AND  SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





9.       Statutory Financial Data

         APIC files annual financial statements prepared in accordance with statutory accounting practices or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices may differ from state to state, may differ from company to company within a state, and may change in the future. APIC's permitted statutory accounting practices had a material effect on reported statutory surplus. Their permitted statutory accounting practices included recording software as an admitted asset, discounting the liabilities for losses and loss adjustment expenses and recording the receivable on sale of renewals to PICOM as an admitted asset.

         The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and deferred taxes, debt securities are generally carried at amortized cost in statutory financial statements and reinsurance receivables are recorded gross and are not offset against the related claim liabilities.

         APIC is subject to regulation and supervision by the various state insurance regulatory authorities in the which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of APIC in excess of the statutory prescribed minimum is available for transfer to the Company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval, dividends are restricted by the statutory unassigned surplus and net income as defined. As a result of this restriction, no dividends can be paid in 1996.

         Statutory surplus and net income for APIC as reported to regulatory authorities at March 31, 1996 and 1995 were as follows:

                                                   March 31, 1996                   March 31, 1995
                                                   --------------                   --------------
                   Statutory capital & surplus        $1,929,529                      $ 4,076,050
                   Statutory net loss                 $(  339,680)                    $   921,816





UNAUDITED                              18                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                   ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      Planned Liquidation of APCI's Stock

         The Class A common stockholders of the Company will vote to liquidate the Company in 1996 and distribute the shares of its subsidiary, APIC. APIC would be the sole remaining entity during its runoff of business. The plans on this liquidation will be assessed on May 11, 1996 at the stockholders' special meeting.


11.      IDI Order Relating to Administration of APIC

         The IDI and APIC agreed that it would be in the best interests of the policyholders for APIC to agree to certain administrative procedures to ensure that APIC continues to operate in a manner acceptable to the IDI. Therefore, on July 26, 1995, the IDI issued an Order relating to the administration of APIC. This Order identifies certain administrative procedures that APIC must follow, such as the following:

         o APIC shall not solicit and/or issue any new or renewal policies or contracts of insurance without permission of the IDI.

         o By April 1st each year APIC shall file with the IDI proforma financials projecting the ultimate financial status of APIC as well as a budget which sets forth anticipated income and expenditures for the calendar year.

         o APIC shall file monthly reports with the IDI within 30 days following the end of the month to which such reports applies setting forth a summary of cash receipts, cash disbursements, claims information and a listing of any expenses incurred to one vendor or claimant in excess of $25,000.

         o APIC shall not enter into management agreements without the prior approval of the IDI.

         o APIC shall not make any distributions or dividends to stockholders or transactions with any affiliates without the prior approval of the IDI.

         o APIC shall notify the IDI of any change in its investment policy.

         On March 21, 1996, the IDI further agreed to the following permitted practices:

         o To continue to allow the Company to discount its loss and loss adjustment expense reserves at the 4% through December 31, 1996 (see Note 4).





UNAUDITED                              19                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                 ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         o To allow the Company to record as an admitted asset a receivable from PICOM of $2,693,477 which represents the amount due to the Company on or before March 15, 1996 ($893,477) plus the expected minimum payments of $1,800,000 due to the Company in 1997, 1998 and 1999 (see Note 8).

         o To exempt the Company from Risk Based Capital reporting requirements.

          In the event APIC does not comply with these administrative requirements or the IDI withdraws their approval of APIC's permitted practices such that capital and surplus falls below the $1,500,000 minimum required under Illinois law, the IDI would likely be compelled to take over APIC.

12.      Related Party Transactions

         A partner of the firm which provides legal services to the Company and serves as the Company's General Counsel also serves on the Board of Directors of the Company.

         All but one of the members of the Company's Board of Directors are also stockholders of the Company.

13.      Common Stock

         The Company is authorized to issue 400,000 shares of no par value Class A voting common stock, of which 82,375 shares were outstanding as of March 31, 1996 and December 31, 1995 and 200,000 shares of no par value Class B non-voting common stock of which 1,641 shares were outstanding as of March 31, 1996 and December 31, 1995. All of the outstanding shares of common stock are fully paid and are non-assessable.

         Class A shares are restricted to ownership by licensed physicians, Illinois medical corporations and Illinois professional corporations who employ or contract with physicians whose principal profession is the practice of medicine, or any other entity capable of being a named insured under an APIC professional liability policy. Each Class A share is entitled to one vote on all matters submitted to a vote of the stockholders.

         Class B shares are owned by all entities other than those entities which qualify for the ownership of Class A shares. The holders of Class B shares have no voting rights.





UNAUDITED                              20                            UNAUDITED

UNAUDITED                                                            UNAUDITED

                  ASSOCIATED PHYSICIANS CAPITAL, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In the event that shares owned by any stockholder are to be resold to any proposed transferee, the resale must be presented to the Board of Directors of the Company prior to the time the sale can be accepted. The presentation shall be for notification purposes only. In the event that shares owned by any stockholder are to be resold to a proposed transferee who is not licensed to practice medicine in Illinois under a medical or professional statute, the sale must be submitted to the Board of Directors of the Company for review and approval.

         Class A shares are convertible to an equal amount of Class B shares at any time. Class B shares are convertible to an equal amount of Class A shares at any time, provided that the purchaser of such shares is qualified to purchase Class A shares.





UNAUDITED                              21                            UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors which affect actual results are: changes in future interest rates as well as changes in anticipated payout patterns of remaining open claims; both of which might affect assumptions relating to the discounting of liabilities for loss and loss adjustment expense reserves.

         The Company has no operations other than its ownership of APIC, which is its primary asset. The Board of Directors of the Company, following a careful review of the current condition of the Company and of APIC and the alternatives available to each, believes that the dissolution and liquidation of the Company is in the best interests of Shareholders, policyholders and the Company as the holding company structure now poses more of an administrative and financial burden due to the need to maintain separate boards of directors, separate accounts and reports and other administrative records and related expenses that are no longer warranted with APIC being in runoff. If the liquidation and dissolution proposal is adopted by the shareholders, this extra administrative expense of the Company can be eliminated. Additionally, management believes that the IDI will allow it to complete the ultimate liquidation of APIC. If the Shareholders do not adopt the proposal to liquidate and dissolve the Company, it is likely that the IDI will take over operation of the Company and its ultimate liquidation as well as the liquidation of APIC. Management believes that it is in a better position than the IDI to maximize liquidation proceeds of the Company and APIC. There can however, be no assurance that the liquidation will ultimately result in a distribution to Shareholders.

         The Company has only limited outstanding liabilities for which management believes adequate reserves have been provided. Accordingly, upon dissolution of the Company and distribution of APIC shares to Shareholders upon management believes that it is unlikely that Shareholders receiving APIC shares would have any liability to return such shares to cover Company obligations. See also "Legal Proceedings" for certain potential liabilities of APIC. APIC intends to manage its own affairs during the run-off period. Management anticipates that it will take at least three to five years to terminate all operations of APIC, liquidate and make final distributions to Shareholders through their ownership of APIC shares. APIC is subject to supervision by the IDI pursuant to an "Order" to monitor the adequacy of APIC's assets to ensure that it can pay all future claims against APIC and to ensure that there are adequate resources to manage its own affairs during the run-off period. The following discussion relates to the Company's unaudited consolidated generally accepted accounting principles ("GAAP") financials for the three months ended March 31, 1996.

         For the three months ended March 31, 1996 and 1995, the Company had continued reductions in its consolidated GAAP stockholders' equity of $748,734 or 24.9%, in 1996, as valued with discounted loss and loss adjustment expense reserves. This decline in stockholder's equity is a result of net operating losses for the first three months of 1996 of $376,168 plus a reduction in the unrealized gains on investments of $372,566. The net operating losses are due principally to recognizing reductions in the discounted liabilities for loss and loss adjustment expenses as a function of time and as a function of the reduction in undiscounted liabilities for loss and loss adjustment expenses caused by paid activity.

                 Assets. The Company's assets at March 31, 1996 were $55,663,227. This is a decrease of $7,900,257 or 12.4% below the December 31, 1995 assets level of $63,563,484. Significant changes in the Company's assets during the first three months of 1996 were:

         A decrease of $3,162,314 or 9.3% in cash and invested assets during the first three months of 1996. These changes were in bonds and short term investments as well as the elimination of $1,300,000 of real estate (see Note 6 "Sale of Real Estate" in the Notes to Consolidated Financial Statements). The reduction in the unrealized gains of the Company's investment portfolio, as noted above, is due to increases in market interest rates during the first quarter of 1996. However, because the Company maintains a significant amount of its portfolio in very short duration investments, the Company does not need to liquidate those investments that reflect unrealized losses. The Company has the ability to hold these investments to maturity, if necessary, thus realizing 100% of the par value.

         Reinsurance receivables decreased by $3,906,872 or 15.0%, during the first three months of 1996. The reduction in the reinsurance receivables during the first three months of 1996 is due primarily to payments received from reinsurers. Included in the reinsurance receivables are recoverables on paid losses and loss adjustment expenses. Reinsurance recoverables on loss payments at March 31, 1996 and December 31, 1995, were $571,251 and $1,874,290, respectively.

         Receivable on sale of renewals decreased by $839,075, or 31.2%, to $1,854,402, during the first three months of 1996. This receivable consists of three expected minimum payments of $600,000 payable by PICOM to APIC at April 15, 1997, 1998 and 1999 (see Note 6 "Sale of Real Estate" of accompanying Consolidated Notes to Financial Statements for more details on the sale of renewals to PICOM) and $54,402 as the prepaid portion of the quarterly claims service agreement paid to PICOM on March 1, 1996.

         Income tax recoverables did not change during the first three months of 1996. The balance of $75,004 is the amount determined to be still remaining due from the State of Illinois. Even though APIC is in run-off, the Company anticipates, but is not certain of, having limited future income against which to apply net operating loss carryforwards. Due to the uncertainty of being able to realize those benefits a 100% valuation allowance has been established to reduce the net deferred tax asset of the Company to zero beginning at March 31, 1996 and December 31, 1995.

         All securities continue to be NAIC Category 1 investments. In preparing statutory Annual Statements, insurance companies are required to show the NAIC symbol designations for each investment owned by such insurance companies. Bonds and short term promissory instruments are divided into six quality categories for rating purposes, as assessed by the NAIC pursuant to their standards, with "1" being the highest quality and "6" being the lowest quality for bonds at or near default. An example of a category "1" bond would be a U.S. Treasury Note. APIC's portfolio remains liquid, ensuring that APIC will retain maximum flexibility. The Company and APIC have no intention of investing securities outside of Category 1.

         Liabilities. The reported liabilities for losses and loss adjustment expenses decreased by $7,022,996 or 12.9% during the first three months of 1996. The liabilities for loss and loss adjustment expenses decreased during the first three months of 1996 because claim payments made in 1996 have the effect of reducing reserves carried at the end of 1995. As a result of being in runoff, there are no new reserves established on earned premiums during these periods. Accordingly, the account balance would be expected to decrease.

         With the permission of the IDI, APIC and the Company began discounting its liabilities for loss and loss adjustment expense in 1993 using a discount rate of 4.0%. The amount of discount included in the liability for loss and loss adjustment expense is:

                          $4,500,000 at December 31, 1993

                          $4,460,000 at December 31, 1994

                          $3,320,000 at December 31, 1995

                          $2,806,000 at March 31, 1996

         Among other liabilities, the Company maintains funds held on behalf of reinsurers. These relate primarily to those retroactively rated reinsurance treaties which APIC had in place during 1988 through 1993. Overall funds held at March 31, 1996 was $5,808,566 and at December 31 ,1995 amounted to $5,904,816. The reduction of $96,250, or 1.6%, is attributable primarily to payments made to the 1994 treaty reinsurers during the first quarter of 1996. As APIC went into runoff effective January 1, 1995, no new or renewal reinsurance agreements were entered by APIC or the Company.

         Stockholders' Equity. The Company's stockholders' equity, including the effects of discounted reserves, declined during the first three months of 1996 by $748,734, or 24.9%.

Results of Operations

         Direct Premium Written. Direct premiums written during the first three months of 1996 and 1995 were $38,633 and $39,116, respectively. These premiums reflect the small amount of residual premiums APIC expects to continue to recognize on installment payments of tail-purchases during 1995 and, to still a smaller extent, in 1996. Otherwise, with APIC in runoff as of January 1, 1995, APIC has issued no new or renewal policies.

         Net Premium Written. Net premiums (after deducting the cost of reinsurance) relative to direct premiums have fluctuated over the years, as shown below:

                                            Direct                    Net
         Year                            Premiums                Premiums
         ----                            --------                --------
         1991                            $16,121,576             $12,085,453
         1992                            $16,891,351             $ 9,883,261
         1993                            $21,663,270             $12,850,146
         1994                            $23,198,176             $ 8,622,357
         1995 - 1st 3 months             $   237,369             $   118,684
         1995 - 12 months                $   391,116             $  (888,587)
         1996 - 1st 3 months             $    38,633             $    18,490

         The disproportionately low amount of net premiums written (amount of direct premiums retained after deducting for the cost of reinsurance) to direct premiums written in 1994 is due primarily to the increase in the cost of reinsurance in 1994 which resulted from the lowering of APIC's net retention on claims from $225,000 to $100,000. The negative net written premium in 1995 is the result of adjustments to ceded premium written in 1995 relating to treaty years 1988 through 1993 caused by the reserve adjustments commented on in other sections.

         Reinsurance. Like many other insurance companies, APIC utilized the London "swing-rated" reinsurance program from 1988 through 1993.

         These were programs which offered a very low minimum premium charge if claims experience under the treaty was low and established a maximum premium charge if claims experience was high. For the range between the minimum and maximum premium charge, premium costs were calculated by adding to the minimum premium an amount determined by multiplying claim values covered by the treaty by an agreed upon percentage. This is the "swing" part of the premium calculation.

         This approach contrasts sharply with the 1994 reinsurance treaty which had a fixed premium charge. The method for determining the 1994 fixed cost for reinsurance was unrelated to claims experience under the treaty. Rather, all of the portion of premium on each policy that APIC wrote which was determined to cover the cost of claims above $100,000 was passed on to the reinsurers as its premium for accepting the risk, less a ceding commission to APIC to help pay the expenses associated with evaluating the risk and for issuing the policy. This is referred to as a "cessions" treaty. Under a "cessions" reinsurance treaty, the total reinsurance premium for APIC can be determined as soon as APIC has determined the total direct premiums for all policies it has written during a given year.

         APIC, through this new reinsurance structure, was able to significantly reduce the volatility of reinsurance premiums. This is because the premiums recorded under the older swing rated treaties would change each year as APIC revised its estimates of the total value of claims which would be covered by the treaties. Thus, reinsurance premiums in any given year would be the sum of changes to reinsurance premiums for all previous years resulting from changes in expected losses. The fixed nature of the 1994 treaty eliminated this volatility.

         Other Operational Issues. Other underwriting expenses were $346,501 during the first three months of 1996 and $444,893 for the first three months of 1995. As APIC began its runoff phase of operations effective January 1, 1995, operating expenses were as compared to its normal operations. The 1996 operating expenses include $52,313 of commission expense paid to a former agent of APIC for his efforts in transferring business to PICOM and ensuring that the business continued to renew with PICOM, thereby ensuring that APIC will receive a larger fee from PICOM (see Note 8 "Sale of APIC's Business" of the Notes to the Consolidated Financial Statements for more detailed information about the fees APIC receives from PICOM). There is also included in the underwriting expenses for 1996 and 1995 a nominal amount of commissions paid on the tail-premiums recognized during these periods.

Liquidity and Capital Resources

         Sale of Book of Business. In November 1994, the Board of Directors of APIC decided to cease operations, sell its Illinois book of business and go into voluntary runoff. APIC determined that it was in the best interests of Shareholders, policyholders and the Company for APIC to manage its own affairs during the runoff rather than permit IDI to take over. The terms of the sale of the Illinois book of business to PICOM were submitted to the IDI, and after IDI approval, the sale was executed on December 31, 1994. Terms of the sale call for a series of future payments which are dependent on periodic valuations of the amount of renewal premiums PICOM is able to sustain. APIC anticipates that it will ultimately realize approximately $3.6 million to $5.0 million in funds from the sale transaction. The following summarizes the terms of the consideration to be paid to APIC:

         Payable 4.25% on April 15, 1995 and 5% on March 15, 1996, an amount equal to 9.25% of the annualized gross written premium of the book of business that is in force with the buyer on March 31, 1995.

         Payable on April 15, 1997, an amount equal to 6% of the annualized gross written premium of the book of business that is in force with the buyer on March 31, 1997, but in no event less than $600,000.

         Payable on April 15, 1998, an amount equal to 6% of the annualized gross written premium that is in force with the buyer on March 31, 1998, but in no event less than $600,000.

         Payable on April 15, 1999, an amount equal to 7% of the annualized gross written premium that is in force with the buyer on March 31, 1999, but in no event less than $600,000.

         There are certain conditions and limitations that could affect the above valuation and payment schedule. In consideration of certain covenants given by the Company to PICOM in connection with the sale, the Company received a one time payment of $134,021 (.75% of the annualized gross written premium in force with the buyer as of March 31, 1995). As a condition to receiving this payment and with the approval of the IDI, the Company has agreed to pay over to APIC any balance of this amount remaining after the Company has satisfied all outstanding obligations in connection with its liquidation. No additional proceeds of the sale will be distributed to the Company.

         On April 13, 1995, APIC received its first payment based on the above valuation. The amount received was $759,455 and represented 4.25% of the $17,869,536 determined as the annualized gross written premium in force with the buyer as of March 31, 1995. The second payment, in the amount of $893,477 which was due on or before March 15, 1996, was received on March 14, 1996.

         On a going-forward basis, and as noted earlier, management expects APIC to realize revenues of approximately $3.6 million to $5.0 million from the sale of its Illinois book of business which will help ensure that there are adequate funds, along with investment income to satisfy all future claims against APIC. With the permission of the IDI, APIC has recorded, at December 31, 1995, a receivable from PICOM of $2,693,477. This receivable is comprised of: $893,477 as the amount received on March 14, 1996 plus $1.8 million as the expected minimum payments due to APIC in 1997, 1998 and 1999.

         Liquidity. As of March 31, 1996, invested assets total 122% of loss and loss expense reserves, net of reinsurance recoverables. APIC continues to match the maturity of its investments with its liabilities, with a strong bias toward liquidity. This process is based upon actuarial projections which are updated on a regular basis. Management believes APIC maintains adequate cash and short-term securities to meet all contingencies. No material changes in cash flow are foreseen by the Company or APIC.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         A claim against APIC, APMC and a sub-agent of APMC in the amount of $9,600 plus punitive damages has been filed by an insured whose policy was not renewed by APIC. APIC believes this to be a frivolous and non-meritorious claim.

         In addition, as of March 31, 1996, APIC had 479 open claims. APIC does not anticipate having to pay all claims. However, APIC is unable to estimate the number or amount of claims it will be required to settle or litigate.





ITEM 2.  CHANGES IN SECURITIES

         None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders in the first quarter of 1996.


ITEM 5.  OTHER INFORMATION

         None to report


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(i) The following exhibits are incorporated by reference from the Company's Registration Statement on Form 10-SB or the 1995 Form 10-KSB (SEC file # 0-26896):

Exhibit Number              Exhibit
- - -----------------------------------
       3.1                  Articles of Incorporation of the Company, as amended to date

       3.2                  By-laws of the Company, as amended to date

       3.3                  Articles of Incorporation of APIC, as amended to date

       3.4                  By-laws of APIC, as amended to date

     10.1                   Agreement dated December 31, 1994 by and among APIC,
                            PICOM Insurance Company and APCI

     10.2                   Management Agreement dated March 19, 1988 by and between

                            APIC and The Hardy Group, Inc. and all amendments thereto

     10.3 Holding Company Management Agreement dated March 19, 198[8] by and between APCI and the Hardy Group, Inc. and all amendments thereto

     10.4 Agency Agreement dated March 19, 1988 by and between APIC and The Hardy Group, Inc. and all amendments thereto


     10.5 Amendment Agreement dated March 16, 1995 by and between APIC, APCI and APMC

     10.6 Amendment to Order dated March 21, 1996, issued by the State of Illinois Department of Insurance in the matter of APIC

     10.7 Letter from the Director of Insurance of the State of Illinois Department of Insurance dated March 22, 1996, waiving 1995 Risk Based Capital reporting requirements for APIC

(a)(ii)  The following exhibits are filed with this Form 10-QSB.

     27                     Financial Data Schedule

(b) The Company filed no Reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                                      Title                        Date


/s/ JAMES J. SMITH, M.D.
- - ----------------------------
James J. Smith, M.D.             Chairman of the Board            May 13, 1996
                                 of Directors and President


/s/ JOHN F. SNYDER
- - ----------------------------
John F. Snyder                   Chief Financial Officer          May 13, 1996